Form 10QSB
period 2003-09-30
AEGIR VENTURES INC
filed 2003-11-12
CIK 1210617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2003
                                              ------------------

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

                       Outstanding at September 30, 2003
                  Common Stock, par value $0.0001 - 1,240,000

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

                             Aegir Ventures, Inc.
                        (A Development Stage Company)
                          As of September 30, 2003
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

                         Aegir Ventures, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                    Nine Months           July 16, 2002
                                      Ended              (Inception) to
                                   September 30,          September 30,
                                       2003                   2003
                                   -------------         ----------------
      Income                         $     --                $     --

      Expenses
       Organization expense                --                     124
                                     --------                --------
       Total expenses                      --                     124
                                     --------                --------
      NET LOSS                       $     --                $   (124)
                                     ========                ========

            See accompanying notes to financial statements

                         Aegir Ventures, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             Unaudited

                                   Nine Months           July 16, 2002
                                     Ended              (Inception) to
                                  September 30,          September 30,
                                      2003                   2003
                                  -------------         ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                            $     --                 $   (124)
 Adjustment to reconcile net
 loss to net cash provided by
 operational activities issue
 of common stock for services             --                      124
                                  -------------         ----------------
 Net cash used in operating
  activities                              --                       --
                                  -------------         ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                               --                       --
                                  -------------         ----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                             --                       --
                                  -------------         ----------------
Net cash provided by
 financing activities                     --                       --
                                  -------------         ----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                     --                       --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                      --                       --
                                  -------------         ----------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                     $     --                  $    --
                                  =============         ================


            See accompanying notes to financial statements

                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
              For the Period Ended September 30, 2003 (Unaudited)



NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Aegir Ventures, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2003.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2003, no preferred stock has been issued.

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

Results of Operations - Inception (July 16, 2002) through September 30, 2003.

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources.

The Company has no cash as of September 30, 2003.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

    Exhibit No.  Description
    -----------  ------------------------------------------------------------
    Exhibit 31. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    Exhibit 32. Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



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

Dated: November 11, 2003