Form 10KSB
period 2003-12-31
AEGIR VENTURES INC
filed 2004-03-23
CIK 1210617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2003

            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to

                       Commission file number 000-50141

                             Aegir Ventures, Inc.
                (Name of small business issuer in its charter)

          Delaware                                            Pending
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

 244 Fifth Avenue, #W219, New York, NY                              10001
(Address of principal executive offices)                          (Zip Code)

                Issuer's telephone number:    (212) 504-8120

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, $.0001 par value
                              (Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

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

The aggregate market value of the voting stock held by non affiliates of the issuer was not determinable because the common stock does not trade on any market.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,240,000 shares of Common Stock, par value $.0001 per share, as of March 23, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None


   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]


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

ITEM 1.  DESCRIPTION OF BUSINESS.

       Aegir Ventures, Inc. (the "Company") was incorporated in the State of Delaware on July 16, 2002, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the development stage since inception. Aegir Ventures has not engaged in any commercial operations. Aegir Ventures, Inc. does not have active business operations, and at this time we are considered a "Blank Check" company.

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

       During the past three years, we have issued securities which were not registered as follows:

                                              NUMBER OF
DATE                         NAME              SHARES       CONSIDERATION
07/16/2002               T. Chong Weng        1,240,000         $124*
12/31/2003               T. Chong Weng        1,000,000         $100**

_______________

* T. Chong Weng is our sole director, controlling stockholder and president. Shares issued to T. Chong Weng were in return for services provided to us by T. Chong Weng, in lieu of cash. With respect to the stock issued to T. Chong Weng, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.

** Shares issued to T. Chong Weng were conversions of debt to equity for monies advanced by T. Chong Weng. With respect to the stock issued to T. Chong Weng, we relied upon Section 4(2) of the Securities Act of 1933.

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

ITEM 7.  FINANCIAL STATEMENTS.

       The Company is an inactive entity as defined by Section 3-11 of Regulation S-X. Accordingly, the financial statements required for purposes of reports pursuant to the Securities Exchange Act of 1934 may be unaudited.

     The financial statements for the year ended December 31, 2003 are attached to this filing below.

                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET

                                     ASSETS

                                                   For the Year Ended
                                                       December 31,
                                                   2003          2002
                                               ------------  ------------
                                               (Unaudited)
CURRENT ASSETS:
    Cash ...................................     $   --         $   --
                                                 -------        -------
TOTAL ASSETS................................     $   --         $   --
                                                 =======        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES: ...............................     $   --         $   --
                                                 -------        -------
STOCKHOLDERS' EQUITY:

 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized; none
  issued and outstanding....................         --             --

 Common Stock, $.0001 par value,
  100,000,000 shares authorized;
  2,240,000 and 1,240,000 issued and
  outstanding at 12/31/2003 & 12/31/2002....        224            124

 Additional paid-in capital.................         --             --

 Deficit accumulated during
  development stage.........................       (224)          (124)
                                                 -------        -------
   Total Stockholders' Equity...............         --             --
                                                 -------        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..     $   --         $   --
                                                 =======        =======


The accompanying notes are an integral part of these financial statements.

                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                            STATEMENT OF OPERATIONS

                                          For the Year      From July 16,     Accumulated deficit
                                             ended             2002 to            during the
                                          Dec. 31, 2003     Dec. 31, 2002      development stage
                                         --------------     -------------      -----------------
                                          (Unaudited)                             (Unaudited)
Revenue ...............................    $     --           $     --             $     --
                                           ---------          ---------            ---------
Expenses
  Organization expense.................          --                124                  124
  General and administrative...........         100                 --                  100
                                           ---------          ---------            ---------
   Total expenses......................         100                124                  224
                                           ---------          ---------            ---------
Loss before taxes......................        (100)              (124)                (224)
                                           ---------          ---------            ---------
Provision for income taxes.............          --                  --                   --

Net loss...............................    $   (100)          $   (124)            $   (224)
                                           =========          =========            =========


Loss per common share..................    $   (.00)          $ (.0001)            $ (.0002)
                                           =========          =========            =========
Weighted average number
 of common shares outstanding..........    2,240,000          1,240,000            2,240,000
                                           =========          =========            =========


The accompanying notes are an integral part of these financial statements.

                             Aegir Ventures, Inc.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 2003 (Unaudited) and 2002

                                                                            Deficit
                       Common Stock    Common Stock     Additional    Accumulated During
                          Shares          Amount     Paid-in Capital   Development Stage  Total
                      --------------- -------------- ---------------- ------------------- ------
Issuance of 1,240,000
 shares common stock
 for services at
 $.0001 per share,
 July 16, 2002
 (inception)               1,240,000           $124            $ ---              $  ---  $ 124

Net loss for the
 periods ended at
  December 31, 2002              ---            ---              ---                (124)  (124)
                           ---------           ----            -----              ------- ------
Balance at
 December 31, 2002         1,240,000           $124            $ ---              $ (124) $ ---

Issuance of 1,000,000
Shares common stock
to convert debt
to equity at $.0001
per share, December
31, 2003                   1,000,000           $100            $ ---              $  ---  $ 100

Net loss for the
 periods ended at
  December 31, 2003              ---            ---              ---                (100)  (100)
                           ---------           ----            -----              ------- ------
Balance at
 December 31, 2003         2,240,000           $224            $ ---              $ (224) $ ---
                           =========           ====            =====              ======= ======


The accompanying notes are an integral part of these financial statements.

                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                          For the Year      From July 16,     Accumulated deficit
                                             ended             2002 to            during the
                                          Dec. 31, 2003     Dec. 31, 2002      development stage
                                         --------------     -------------      -----------------
                                           (Unaudited)                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss...................................   $  (100)           $  (124)            $  (224)
                                              --------           --------            --------
Adjustment to reconcile net loss
 to net cash used by operating
 activities:
 issuance of common stock for services.....        --                124                 124
 issuance of stock to convert debt to
   equity..................................       100                 --                 100
                                              --------           --------            --------
 Net cash used in operating activities.....        --                 --                  --
                                              --------           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES.......        --                 --                  --
                                              --------           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock....        --                 --                  --
                                              --------           --------            --------
Net cash provided by financing activities..        --                 --                  --
                                              --------           --------            --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS....................   $    --            $    --             $    --
                                              ========           ========            ========
CASH AND CASH EQUIVALENTS
  - at Beginning of Period.................        --                 --                  --
                                              ========           ========            ========
CASH AND CASH EQUIVALENTS
  - at End of Period.......................   $    --            $    --             $    --
                                              ========           ========            ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid............................   $    --            $    --             $    --
                                              ========           ========            ========
  Taxes paid...............................   $    --            $    --             $    --
                                              ========           ========            ========

NON-CASH TRANSACTIONS:
  Number of shares issued for services.....          0          1,240,000           1,240,000
                                             =========          =========           =========
  Number of shares issued to convert debt
    to equity..............................  1,000,000                  0           1,000,000
                                             =========          =========           =========


The accompanying notes are an integral part of these financial statements.

                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE  1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Organization and Business Operations

       Aegir Ventures, Inc. (a development stage company) ("the Company") was incorporated in Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2003, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

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

D.  Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2003.

E.  Basic and diluted net loss per share

       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2003 there were no dilutive convertible shares, stock options or warrants.

NOTE  2 - STOCKHOLDERS' EQUITY

A.  Preferred Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       As of December 31, 2003, no preferred stock has been issued.

B.  Common Stock

       The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value.

       On July 17, 2002 the Company issued 1,240,000 shares of its $.0001 par value common stock to the founder of the Company for services of $124. The shares were deemed to have been issued pursuant to an exemption provided by
Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

       On December 31, 2003 the Company issued an officer of the Company 1,000,000 shares of its $.0001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

C.  Warrant and Options

       There are no warrants or options outstanding to issue any additional shares of common stock or preferred stock of the Company.

NOTE 3 - RELATED PARTY TRANSACTIONS

       The Company neither owns nor leases any real or personal property. Office services are provided without charge by the officer and director of the Company. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officer and director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such person may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

       The Company's sole officer and director is also the sole shareholder of the Company.

NOTE 4 - GOING CONCERN CONSIDERATION

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

NOTE 5 - OFFICERS ADVANCES

       While the Company is seeking additional capital through a merger with an existing operating company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These advances have been converted to equity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.

ITEM 8A.  CONTROLS AND PROCEDURES

        (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our president, who is our sole executive officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on his evaluation, our president believes that, given our limited operations, our disclosure controls and procedures were effective.

        (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the evaluation date.



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       We have one director and officer as follows:

       Mr. T. Chong Weng, 66 years of age, has served as our director, president, chief executive officer, treasurer, and secretary since our inception on July 16, 2002, and will serve on the board until the next annual meeting of our shareholders or until a successor is elected.

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

       Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

       T. Chong Weng acts as president, secretary, treasurer and director for our Company. He has served as an officer and director of our Company since its inception. Since July 2002, he has also served as the president, secretary, treasurer and a director of five other companies; Aegir Ventures, Inc., Ares Global Assets, Inc., Asgaard Ventures, Inc., SME Capital Management, Inc., and Welund Fund, Inc., none of these companies currently conduct any business and none of which have entered into any business combinations as of the date of this registration statement. T. Chong Weng has experience in start-up companies, business reorganizations and cross border business transactions. For the past five years, T. Chong Weng has devoted his full time in managing his own investments in real estate and securities.

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

Audit Committee and Financial Expert

        We do not have an Audit Committee, T. Chong Weng, our sole director, performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.

        We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are a blank check company, we believe the services of a financial expert are not warranted.

Code of Ethics

        A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

        * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

        * Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the Commission and in other public communications made by an issuer;

        * Compliance with applicable governmental laws, rules and regulations;

        * The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

        * Accountability for adherence to the code.

        We have not adopted a corporate code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serves in all the above capacities.

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


                  Name and Address of           Amount and Nature of     Percent of
Title of Class    Beneficial Owner              Beneficial Ownership     Class
--------------    --------------------------    --------------------     ----------
Common Stock      T. Chong Weng                      2,240,000              100%
                  244 Fifth Avenue, #W219         Direct Ownership
                  New York, NY 10001-7604

Common Stock      All Officers and Directors         2,240,000              100%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On July 16, 2002, we issued a total of 1,240,000 shares of our Common Stock to T. Chong Weng, our sole officer, director and shareholder for a total of $124 in services rendered to us. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

       On December 31, 2003, we issued T. Chong Weng, our sole officer, director and shareholder 1,000,000 shares of our $.0001 par value Common Stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

           3(iii)* Specimen of Certificate of Common Stock filed as an exhibit to the Company's registration statement on Form 10-SB filed on January 2, 2003, and incorporated herein by reference.

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer). Filed herewith.
           ________________________________________
           *    Previously filed

       (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The Company's board of directors reviews and approves audit and permissible non-audit services performed by Stan J.H. Lee, Certified Public Accountant ("Stan Lee") as well as the fees charged by Stan Lee for such services. In its review of non-audit service fees and its appointment of Stan Lee as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining Stan Lee's independence. All of the services provided and fees charged by Stan Lee in 2003 were pre-approved by the board of directors.

        (1)  Audit Fees

        The aggregate fees billed by Stan Lee for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports for 2003 and 2002 were $-0- and $400, respectively, net of expenses.

        (2)   Audit-Related Fees: None.

        (3)   Tax Fees:  None.

        (4)   All Other Fees:  None.

        (5)  Audit Committee Policies and Procedures

                 We do not have an audit committee.

        (6) If greater than 50 percent, disclose the percentage of hours expended on the principal accountant's engagement to audit the registrant's financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full- time, permanent employees.

                 Not applicable.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: March 23, 2004                        Aegir Ventures, Inc.


                                            By:  /s/ T. Chong Weng
                                                --------------------------------
                                                T. Chong Weng
                                                President and Director
                                                (principal executive officer and
                                                principal accounting officer)

Date: March 23, 2004



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                               Date
-----------              -------                             ------

/s/ T. Chong Weng        President, Secretary, Treasurer,    March 23, 2004
---------------------    Principal Financial Officer and
T. Chong Weng            Director

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002


      In connection with the Annual Report of Aegir Ventures, Inc. (Registrant) on Form 10-KSB for the year ended December 31, 2003, as filed with the Securities and Exchange Commission, on the date hereof, I, T. Chong Weng, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of Aegir Ventures, Inc. for the year ended December 31, 2003.

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

/s/ T. Chong Weng                             Dated: March 23, 2004
---------------------------------             -----------------------
Name: T. Chong Weng
Title: Chief Executive Officer and
Chief Financial Officer

                                 EXHIBIT 99.1
                         C.E.O. & C.F.O. CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002


       In connection with the Annual Report of Aegir Ventures, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the United States Securities and Exchange Commission on the date hereof (the "Report"), I, T. Chong Weng, Chief Executive Officer and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

                                        By:  /s/ T. Chong Weng
                                        ------------------------------
                                        Name: T. Chong Weng
                                        Title: Chief Executive Officer
                                         and Chief Financial Officer

                                        March 23, 2004