Form 10QSB
period 2004-09-30
AEGIR VENTURES INC
filed 2004-11-15
CIK 1210617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2004
                                              --------------

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

                          Outstanding at September 30, 2004
                  Common Stock, par value $0.0001 - 2,240,000

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



                              Aegir Ventures, Inc.
                        (A Development Stage Company)
                            As of September 30, 2004
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







                      Aegir Ventures, Inc.
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)


                                   Three Months     Three Months      July 16, 2002
                                      Ended            Ended         (Inception) to
                                     September 30,        September 30,          September 30,
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
                                     ========         ========           ========


            See accompanying notes to financial statements





                      Aegir Ventures, Inc.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             Unaudited



                                   Three Months     Three Months      July 16, 2002
                                      Ended            Ended         (Inception) to
                                     September 30,        September 30,          September 30,
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
                                   =============    =============    ================


            See accompanying notes to financial statements








                           Aegir Ventures, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
                For the Period Ended September 30, 2004 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Aegir Ventures, Inc. (a development stage company)   ("the  Company")  was
incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2004, the Company had not commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 31.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended September 31, 2004 are not necessarily indicative of the results for any future period.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2004.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2004, no preferred stock has been issued.

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

Results of Operations - Inception (July 16, 2002) through September 30, 2004

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources

The Company has no cash as of September 30, 2004.

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

Dated: This 11 day of November 2004.



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


Date: November 11, 2004                     /s/ Mingjing Yu
                                        ----------------------------
                                        By: Mingjing Yu
                                        Title: Director and President
                                               Principal Financial Officer



EXHIBIT 32



                                 Certification
                                      Of
Aegir Ventures, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of
2002 regarding Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code), each of theundersigned officers of Aegir Investments, Inc., a Delaware corporation (the"Company"), does hereby certify that:

1. The Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2004 (the "Form 10-QSB") complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

2. Information contained in the Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 11, 2004                         /s/ Mingjing Yu
                                              ----------------------------
                                              By: Mingjing Yu
                                              Title: Director and President
					             Principal Financial Officer