Form 10KSB
period 2004-12-31
AEGIR VENTURES INC
filed 2005-12-08
CIK 1210617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2004

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

436-3 Tomondou Miyakecho Shikigun, Nara, Japan
(Address of principal executive offices)                          (Zip Code)

                Issuer's telephone number:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,240,000 shares of Common Stock, par value $.0001 per share, as of March 23, 2005.

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

       Currently, we have only issued securities which were not registered as follows:

                                              NUMBER OF
DATE                         NAME              SHARES       CONSIDERATION

11/29/2004               Nakagawa Corporation   2,240,000       $40,000*

_______________

* Nakagawa Koichi is our sole director and president. He is also the president of Nakagawa Corporation, our sole shareholder. With respect to the stock issued to Nakagawa Corporation, we relied upon Section 4(2) of the Securities Act of 1933, as amended and Rule 506 promulgated thereunder.


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

     The financial statements for the year ended December 31, 2004 are attached to this filing below.


                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET

                                     ASSETS

                                                   For the Year Ended
                                                       December 31,
                                                   2004          2003
                                               ------------  ------------
                                               (Unaudited)
CURRENT ASSETS:
    Cash ...................................     $   --         $   --
                                                 -------        -------
TOTAL ASSETS................................     $   --         $   --
                                                 =======        =======


                      LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES: ...............................     $   --         $   --
                                                 -------        -------
STOCKHOLDERS' EQUITY:

 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized; none
  issued and outstanding....................         --             --

 Common Stock, $.0001 par value,
  100,000,000 shares authorized;
  2,240,000 and 1,240,000 issued and
  outstanding at 12/31/2003 & 12/31/2002....        224            124

 Additional paid-in capital.................         --             --

 Deficit accumulated during
  development stage.........................       (224)          (124)
                                                 -------        -------
   Total Stockholders' Equity...............         --             --
                                                 -------        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..     $   --         $   --
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
                                          Dec. 31, 2004     Dec. 31, 2003      development stage
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

                             Aegir Ventures, Inc.
                         (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
           For the Years Ended December 31, 2004 (Unaudited) and 2003

                                                                            Deficit
                       Common Stock    Common Stock     Additional    Accumulated During
                          Shares          Amount     Paid-in Capital   Development Stage  Total
                      --------------- -------------- ---------------- ------------------- ------
Issuance of 1,240,000
 shares common stock
 for services at
 $.0001 per share,
 December 31, 2003
 (inception)               1,000,000           $100            $ ---              $  ---  $ 100

Net loss for the
 periods ended at
  December 31, 2003              ---            ---              ---                (100)  (100)
                           ---------           ----            -----              ------- ------
Balance at
 December 31, 2003         2,240,000           $224            $ ---              $ (224) $ ---


Net loss for the
 periods ended at
  December 31, 2004              ---            ---              ---                   0     0
                          ---------           ----            -----              ------- ------
Balance at
 December 31, 2004         2,240,000           $224            $ ---              $ (224) $ ---
                           =========           ====            =====              ======= ======


The accompanying notes are an integral part of these financial statements.

                              Aegir Ventures, Inc.
                         (A Development Stage Company)
                            STATEMENT OF CASH FLOWS

                                          For the Year      From July 16,     Accumulated deficit
                                             ended             2002 to            during the
                                          Dec. 31, 2004     Dec. 31, 2003      development stage
                                         --------------     -------------      -----------------
                                           (Unaudited)                            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss...................................   $  (100)           $  (224)            $  (224)
                                              --------           --------            --------
Adjustment to reconcile net loss
 to net cash used by operating
 activities:
 issuance of common stock for services.....        --                124                 124
 issuance of stock to convert debt to
   equity..................................         0                100                 100
                                              --------           --------            --------
 Net cash used in operating activities.....        --                 --                  --
                                              --------           --------            --------

CASH FLOWS FROM INVESTING ACTIVITIES.......        --                 --                  --
                                              --------           --------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:

 Proceeds from issuance of common stock....        --                 --                  --
                                              --------           --------            --------
Net cash provided by financing activities..        --                 --                  --
                                              --------           --------            --------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS....................   $    --            $    --             $    --
                                              ========           ========            ========
CASH AND CASH EQUIVALENTS
  - at Beginning of Period.................        --                 --                  --
                                              ========           ========            ========
CASH AND CASH EQUIVALENTS
  - at End of Period.......................   $    --            $    --             $    --
                                              ========           ========            ========

SUPPLEMENTAL DISCLOSURE:
  Interest paid............................   $    --            $    --             $    --
                                              ========           ========            ========
  Taxes paid...............................   $    --            $    --             $    --
                                              ========           ========            ========

NON-CASH TRANSACTIONS:
  Number of shares issued for services.....          0          1,240,000           1,240,000
                                             =========          =========           =========
  Number of shares issued to convert debt
    to equity..............................          0          1,000,000           1,000,000
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

D.  Income Taxes

       The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2004.

E.  Basic and diluted net loss per share


       Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2004 there were no dilutive convertible shares, stock options or warrants.

NOTE  2 - STOCKHOLDERS' EQUITY

A.  Preferred Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       As of December 31, 2004, no preferred stock has been issued.

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

       On November 26, 2004, Bio-Bridge Science (Cayman) Corporation ("Bio-Bridge", the sole shareholder of Aegir Ventures, Inc. ("Aegir," "Company," or "Registrant")), entered into a Stock Purchase Agreement with Nakagawa Corporation, a Japan corporation, the address of which is 436-3 Tomondou Miyakecho Shikigun, Nara, Japan ("Nakagawa", or "Purchaser"). The total consideration for all of the issued and outstanding shares was forty thousand dollars (US$40,000) payable by promissory note over two years pursuant to the terms as outlined in the Stock Purchase Agreement. Before this transaction, there was no relationship between Purchaser and the Company nor did Purchaser own any securities of the Company. Nakagawa now owns 100% of the issued and outstanding shares of the Company.

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



                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       We have one director and officer as follows:

       Mr. Nakagawa Koichi has served as our director,president, chief executive officer, treasurer, and secretary since Novemeber 26, 2004, and will serve on the board until the next annualmeeting of our shareholders or until a successor is elected.

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

       Set forth below is the name of our director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

      Mr. T. Chong Weng acts as president, secretary, treasurer and director for our Company from July 2002 to April 6, 2004. Ms. Mingjin Yu served as president, secretary, and director from April 6, 2004 to November 26, 2004. On November 26, 2004, Nakagawa Koichi was also appointed President, Secretary and Treasurer of the Company. There are no related party transactions between Mr. Koichi and the Company requiring disclosure under Items 404(a) and (b) of Regulation S-B. Mr. Koichi joined Matsumitetu Corporation, a corporation devoted to textile product sales, in 1991 as a sales representative. In July 2000, he started Nakagawa Corporation and served as President since then. Nakagawa Corporation's main business is the management of house interior design and parking lots.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (hereinafter referred to as the "Commission") initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership, of Common Stock and other equity securities of the Company on Forms 3, 4, and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Commission regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, Nakagawa Koichi comprising all of the Company's executive officers, directors and greater than 10% beneficial owners of its common Stock, have complied with Section 16(a) filing requirements applicable to them during the Company's most recent fiscal year.

Audit Committee and Financial Expert

        We do not have an Audit Committee, Nakagawa Koichi, our sole director, performs some of the same functions of an Audit Committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.


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



                  Name and Address of           Amount and Nature of     Percent of
Title of Class    Beneficial Owner              Beneficial Ownership     Class
--------------    --------------------------    --------------------     ----------
Common Stock      Nakagawa Koichi                     2,240,000              100%
                  436-3 Tomondou Miyakecho Shikigun   Indirect Ownership
                  Nara, Japan

Common Stock      All Officers and Directors         2,240,000              100%
                  as a Group (1 person)           InDirect Ownership


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

       On April 6, 2004, T. Chong Weng ("TC Weng"), the sole shareholder of Aegir Ventures, Inc. ("Aegir," "Company," or "Registrant"), entered into a Share Purchase Agreement with Bio-Bridge Science (Cayman) Corporation ("Bio-Bridge"), pursuant to which Bio-Bridge acquired 2,240,000 shares owned by TC Weng on April 12, 2004 (the "Closing Date"). The total consideration paid by Bio-Bridge for the shares was forty thousand dollars (US$40,000). Bio-Bridge used working capital funds to purchase the shares. Before to this transaction there was no relationship between Bio-Bridge and the Company or TC Weng nor did BioBridge own any securities of the Company. Bio-Bridge now owns 100% of the issued and outstanding shares of the Company. Simultaneously with this transaction, the Board of Directors of the Company nominated MINGJIN YU to the Board of Directors and all former officers and directors resigned. MINGJIN YU was then named President, Secretary and Treasurer of the Company.

        On November 26, 2004, Bio-Bridge Science (Cayman) Corporation ("Bio-Bridge", the sole shareholder of Aegir Ventures, Inc. ("Aegir," "Company," or "Registrant")), entered into a Stock Purchase Agreement with Nakagawa Corporation, a Japan corporation, the address of which is 436-3 Tomondou Miyakecho Shikigun, Nara, Japan ("Nakagawa", or "Purchaser"). The total consideration for all of the issued and outstanding shares was forty thousand dollars (US$40,000) payable by promissory note over two years pursuant to the terms as outlined in the Stock Purchase Agreement. Before this transaction, there was no relationship between Purchaser and the Company nor did Purchaser own any securities of the Company. Nakagawa now owns 100% of the issued and outstanding shares of the Company.

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



ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        None

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 25, 2005                        Aegir Ventures, Inc.


                                            By:  /s/ Nakagawa Koichi
                                                --------------------------------
                                                Nakagawa Koichi
                                                President and Director
                                                (principal executive officer and
                                                principal accounting officer)

Date: November 25, 2005



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                               Date
-----------              -------                             ------

/s/ Nakagawa Koichi      President, Secretary, Treasurer,    November 25, 2005
---------------------    Principal Financial Officer and
Nakagawa Koichi          Director

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

/s/ Nakagawa Koichi                           Dated: November 25, 2005
---------------------------------             -----------------------
Name: Nakagawa Koichi
Title: Chief Executive Officer and
Chief Financial Officer