Form 10QSB
period 2005-03-30
AEGIR VENTURES INC
filed 2005-12-08
CIK 1210617

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 30, 2005
                                              --------------

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

                 436-3 Tomondou Miyakecho Shikigun, Nara, Japan
             ------------------------------------------------------
              (Address of principal executive offices) (Zip Code)


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

                          Outstanding at March 30, 2005
                  Common Stock, par value $0.0001 - 2,240,000

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



                              Aegir Ventures, Inc.
                        (A Development Stage Company)
                            As of March 30, 2005
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

                              Aegir Ventures, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)


                             Three Months     Three Months      July 16, 2002
                                Ended            Ended         (Inception) to
                              March 30,         March 30,         March 30,
                                 2005             2004               2005
                             -------------    -------------    ----------------

Income                         $     --         $     --           $     --

Expenses
 Organization expense                --               --                124
 General and administrative          --               --                100
                               --------         --------           --------
 Total expenses                      --               --                224
                               --------         --------           --------
NET LOSS                       $     --         $     --           $   (224)
                               ========         ========           ========


                 See accompanying notes to financial statements

                              Aegir Ventures, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    Unaudited



                                   Three Months     Three Months      July 16, 2002
                                      Ended            Ended         (Inception) to
                                     March 30,       March 30,           March 30,
                                       2005             2004               2005
                                   -------------    -------------    ----------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:

Net loss                             $     --         $     --           $   (224)

 Adjustment to reconcile net
 loss to net cash provided by
 operational activities:
 Issue of common stock for
   services rendered                       --               --                124
 Issuance of stock to convert
  debt to equity                           --               --                100
                                   -------------    -------------    ----------------
 Net cash used in operating
  activities                               --               --                 --
                                   -------------    -------------    ----------------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                --               --                 --
                                   -------------    -------------    ----------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Proceeds from issuance of
 common stock                              --               --                 --
                                   -------------    -------------    ----------------
Net cash provided by
 financing activities                      --               --                 --
                                   -------------    -------------    ----------------
INCREASE (DECREASE) IN CASH
 AND CASH EQUIVALENTS                      --               --                 --

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       --               --                 --
                                   -------------    -------------    ----------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                      $     --          $    --            $    --
                                   =============    =============    ================


                 See accompanying notes to financial statements

                           Aegir Ventures, Inc.
                         (A Development Stage Company)
                         Notes To Financial Statements
                For the Period Ended March 30, 2005 (Unaudited)

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Aegir Ventures, Inc. (a development stage company) ("the Company") was incorporated in the State of Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 30, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising. The Company's fiscal year end is December 30.

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

In the opinion of management, the unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company's financial position, results of operations and cash flows. Operating results for the quarter ended March 30, 2005 are not necessarily indicative of the results for any future period.

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 30, 2005.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 30, 2005, no preferred stock has been issued.

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

On December 30, 2003 the Company issued an officer of the Company 1,000,000 shares of its $.0001 par value common stock for conversion of debt to equity of $100. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

Results of Operations - Inception (July 16, 2002) through March 30, 2005

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7. There have been no operations since inception.

Liquidity and Capital Resources

The Company has no cash as of March 30, 2005.

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



Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.



Item 5. Other Information.

Not applicable.



Item 6. Exhibits and Reports on Form 8-K.
Not applicable.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Aegir Ventures, Inc.
(Registrant)


By:  /s/ Nakagawa Koichi
     -----------------------------------
 Name: Nakagawa Koichi
 Title: President

Dated: This 11 day of November 2005.