Form 10KSB
period 2005-12-31
AEGIR VENTURES INC
filed 2006-04-11
CIK 1210617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended: December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _______

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 2,240,000 shares of Common Stock, par value $.0001 per share, as of March 30, 2006.

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

Forward-looking statements are subject to both known and unknown risks and uncertainties and can be affected by inaccurate assumptions we might make. Risks, uncertainties and inaccurate assumptions could cause actual results to differ materially from historical results or those currently anticipated. Consequently, no forward-looking statement can be guaranteed. The potential risks and uncertainties that could affect forward looking statements include, but are not limited to increased competition, extent of the market demand for and supply of goods and services of the types provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees. In addition, other risks, uncertainties, assumptions, and factors that could affect the Company's results and prospects have been and may further be described in the Company's prior and future filings with the Securities and Exchange Commission and other written and oral stateme nts made or released by the Company.

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

Currently, we have only issued securities which were not registered as follows:

                                              NUMBER OF
DATE                         NAME              SHARES       CONSIDERATION

12/31/2005               Nakagawa Corporation   2,240,000       $40,000*

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

The financial statements for the year ended December 31, 2005 are attached to this filing below.

Aegir Ventures, Inc.
(A Development Stage Company)
BALANCE SHEET

ASSETS

                                                   For the Year Ended
                                                       December 31,
                                                   2005          2004
                                               ------------  ------------
                                               (Unaudited)
CURRENT ASSETS:
    Cash ...................................     $   --         $   --
                                                 -------        -------
TOTAL ASSETS................................     $   --         $   --
                                                 =======        =======




LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES: ...............................     $   --         $   --
                                                 -------        -------
STOCKHOLDERS' EQUITY:

 Preferred Stock, $.0001 par value,
  20,000,000 shares authorized; none
  issued and outstanding....................         --             --

 Common Stock, $.0001 par value,
  100,000,000 shares authorized;
  2,240,000 and 1,240,000 issued and
  outstanding at 12/31/2005 & 12/31/2004....        224            124

 Additional paid-in capital.................         --             --

 Deficit accumulated during
  development stage.........................       (224)          (124)
                                                 -------        -------
   Total Stockholders' Equity...............         --             --
                                                 -------        -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..     $   --         $   --
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
                                          Dec. 31, 2005     Dec. 31, 2004      development stage
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

Aegir Ventures, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2005 (Unaudited) and 2004

                                                                                 Deficit
                           Common Stock      Common Stock      Additional   Accumulated During
                              Shares            Amount      Paid-in Capital  Development Stage      Total
                             ---------        ---------        ---------         ---------         ---------
Issuance of 1,240,000
 shares common stock
 for services at
 $.0001 per share,
 December 31, 2003
 (inception)                 1,000,000        $     100        $      --         $      --         $     100

Net loss for the
 periods ended at
  December 31, 2003                 --               --               --              (100)             (100)
                             ---------        ---------        ---------         ---------         ---------
Balance at
 December 31, 2003           2,240,000        $     224        $      --         $    (224)        $      --


Net loss for the
 periods ended at
  December 31, 2004                 --               --               --                 0                 0
                             ---------        ---------        ---------         ---------         ---------
Balance at
 December 31, 2004           2,240,000        $     224        $      --         $    (224)        $      --
                             =========        =========        =========         =========         =========


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

Aegir Ventures, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Aegir Ventures, Inc. (a development stage company) ("the Company") was incorporated in Delaware on July 16, 2002 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB.

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

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting No. 109, "Accounting for Income Taxes" "Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ended December 31, 2005.

E. Basic and diluted net loss per share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards 128, Earnings Per Share ("SFAS 128"). Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2005 there were no dilutive convertible shares, stock options or warrants.

NOTE 2 - STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

As of December 31, 2005, no preferred stock has been issued.

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

On April 6, 2004, T. Chong Weng ("TC Weng"), the sole shareholder of Aegir Ventures, Inc. ("Aegir," "Company," or "Registrant"), entered into a Share Purchase Agreement with Bio-Bridge Science (Cayman) Corporation ("Bio- Bridge"), pursuant to which Bio-Bridge acquired 2,240,000 shares owned by TC Weng on April 12, 2004 (the "Closing Date"). The total consideration paid by Bio-Bridge for the shares was forty thousand dollars (US$40,000). Bio-Bridge used working capital funds to purchase the shares. Before to this transaction there was no relationship between Bio-Bridge and the Company or TC Weng nor did BioBridge own any securities of the Company. Bio-Bridge now owns 100% of the issued and outstanding shares of the Company. Simultaneously with this transaction, the Board of Directors of the Company nominated MINGJIN YU to the Board of Directors and all former officers and directors resigned. MINGJIN YU was then named President, Secretary and Treasurer of the Company.

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

31 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32       Certification Pursuant to 18 U.s.c. Section 1350 as Adopted Pursuant to
         Section 906 of the Sarbanes-oxley Act of 2002

________________________________________
* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 30, 2006                        Aegir Ventures, Inc.


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

Date: March 30, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                Title                               Date
-----------              -------                             ------

/s/ Nakagawa Koichi      President, Secretary, Treasurer,    March 30, 2006
---------------------    Principal Financial Officer and
Nakagawa Koichi          Director