Form 10QSB/A
period 2006-03-31
AEGIR VENTURES INC
filed 2006-05-25
CIK 1210617

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2006

|_| TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to ______________

                         Commission file number 0-50141


                              Aegir Ventures, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                                  pending
       ----------------------------                   -------------------
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)


                 436-3 Tomondou Miyakecho Shikigun, Nara, Japan
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)



             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             Formerly at 244 Fifth Avenue, #W219, New York, NY 10001
             -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Outstanding at March 31, 2006
                   Common Stock, par value $0.0001 - 2,240,000

    Transitional Small Business Disclosure Format (check one): |_| Yes |X| No

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.


                              Aegir Ventures, Inc.
                          (A Development Stage Company)
                              As of March 31, 2006
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS                                                         $         --
                                                                       ------------
      TOTAL CURRENT ASSETS                                             $         --
                                                                       ------------
OTHER ASSETS                                                           $         --
                                                                       ------------
      TOTAL OTHER ASSETS                                               $         --
                                                                       ------------
TOTAL ASSETS                                                           $         --
                                                                       ============

                      LIABILITIES and STOCKHOLDERS' EQUITY

Tax Payable                                                            $         --
                                                                       ------------
CURRENT LIABILITIES                                                    $         --
                                                                       ------------
      TOTAL LIABILITIES                                                $         --
                                                                       ------------

STOCKHOLDERS' EQUITY

   Preferred stock, $0.0001 par value; 20,000,000 shares
   authorized, 0 shares issued and outstanding                         $         --

   Common stock, $0.0001 par value; 100,000,000 shares
   authorized; 2,240,000 shares issued and outstanding                 $        224

   Additional paid-in capital                                          $         --

   Accumulated deficit during development stage                        $       (224)
                                                                       ------------
      TOTAL STOCKHOLDERS' EQUITY                                       $         --
                                                                       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $         --
                                                                       ============

      The accompanying notes are an integral part of financial statements.

                              Aegir Ventures, Inc.
                          (A Development Stage Company)
                             Statement of Operations
                                   (Unaudited)

                                  Three Months     Three Months     July 16, 2002
                                     Ended            Ended        (Inception) to
                                 March 31, 2006   March 31, 2005   March 31, 2006
                                 --------------   --------------   --------------
Income                           $           --   $           --   $           --

Expenses
  Organization expense                       --               --              124
  General and administrative                 --               --              100
                                 --------------   --------------   --------------
  Total expenses                             --               --              224
                                 --------------   --------------   --------------
NET LOSS                         $           --   $           --   $         (224)
                                 ==============   ==============   ==============

                 See accompanying notes to financial statements

                              Aegir Ventures, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                    Unaudited

                                             Three Months     Three Months     July 16, 2002
                                               Ended            Ended         (Inception) to
                                            March 31, 2006   March 31, 2006   March 31, 2006
                                            --------------   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $           --   $           --   $         (224)

  Adjustment to reconcile net loss to
    net cash provided by operational
    activities:
  Issue of common stock for services
    rendered                                            --               --              124
  Issuance of stock to convert debt to
    equity                                              --               --              100
                                            --------------   --------------   --------------
  Net cash used in operating activities                 --               --               --
                                            --------------   --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES                    --               --               --
                                            --------------   --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock                  --               --               --
                                            --------------   --------------   --------------
Net cash provided by financing activities               --               --               --
                                            --------------   --------------   --------------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                           --               --               --

CASH AND CASH EQUIVALENTS
  BEGINNING OF PERIOD                                   --               --               --
                                            --------------   --------------   --------------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                             $           --   $           --   $           --
                                            ==============   ==============   ==============

                 See accompanying notes to financial statements

                              Aegir Ventures, Inc.
                          (A Development Stage Company)
                          Notes To Financial Statements
                 For the Period Ended March 31, 2006 (Unaudited)

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

E. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2006.

NOTE 2. STOCKHOLDERS' EQUITY

A. Preferred Stock

The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2006, no preferred stock has been issued.

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

Dated: This 14th day of May 2006.